Form 10QSB
period 2000-03-31
MELLONCAMP INC
filed 2000-05-08
CIK 1107064

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000 Commission File No.
000-29577
9







                        MELLONCAMP, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0386352
(State of organization) (I.R.S. Employer Identification No.)

2080 E. Flamingo Rd., Suite 112, Las Vegas, NV 89119
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 650-5660

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 3,000,000 shares of common stock outstanding as of May
5, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its Form 10-SB filed with the SEC on August 31, 1999. The description of the current plan of operation is incorporated by reference to Section 2 of its Form 10-SB.

                           Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities
took  place during the period covered by this   report.   At  the
end of the quarter there were 3,000,000 shares of common stock outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most the recent quarter.

Unaudited financial statements as of March 31, 2000, and for the three-month periods then ended.

May 1, 2000

Board of Directors
Melloncamp, Inc.
Fountain Hills, Arizona

We have compiled the accompanying balance sheets of melloncamp, Inc. as of March 31, 2000 and March 31, 1999, and the related statements of income, changes in stockholders' equity and cash flows for the nine months periods then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and supplementary information, and, accordingly, do not express an opinion or any other form of assurance on them.

As discussed in Note 1, the Company has been in the development stage since its inception on February 19, 1998. Realization of the major portion of its assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The December 31, 1999, financial statements were audited by us and we expressed an unqualified opinion them in our report dated
January 21, 2000. We have not performed any auditing procedures since that date.

                        MELLONCAMP, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS
              March 31, 2000 and December 31, 1999


                                 Unaudited March   Audited December
                                 31, 2000          31, 1999
            ASSETS
Current Assets:
Cash and Cash Equivalents        $-0-              $-0-
Total Current Assets             $-0-              $-0-
Other assets;
Organization Expense (net of     -0-               -0-
amortization)
Total Other Assets               -0-               -0-
                                 $-0-              $-0-
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
Current Liabilities;             $-0-              $-0-
Total Current Liabilities        -0-               -0-
Stockholders' equity;
Common stock, $.001 par,          3,000             3,000
25,000,000 shares authorized,
3,000,000 issued and
outstanding
Preferred stock, $.001 par,       -0-               -0-
5,000,000 shares authorized, no
shares issued and outstanding
Deficit accumulated during        (3,000)           (3,000)
development stage
Total Stockholders' Equity       -0-               -0-
                                 $-0-              $-0-

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                        MELLONCAMP, INC.
                  (A Development Stage Company)
                      STATEMENTS OF INCOME
  For the Three Months Ended March 31, 2000 and March 31, 1999
the Year Ended December 31, 1999 and the Period February 19, 1998
                  (inception) to March 31, 2000

                   Unaudited Three   Unaudited Three   Audited Year      February 19,
                   Months March 31,  Months March 31,  Ended December    1998 (inception)
                   2000              1999              31, 1999          to March 31,
                                                                         2000
Revenue            $-0-              $-0-              $-0-       $-0-
Cost of Sales      -0-               -0-               -0-               -0-
Gross Profit       -0-               -0-               -0-               -0-
Operating Expenses
Filing fees        -0-               -0-               -0-               300
Professional fees  -0-               -0-               -0-               2,700
                   -0-               -0-               -0-               3,000
Net Income Before  -0-               -0-               -0-               (3,000)
Income Taxes
Income Taxes       -0-               -0-               -0-               -0-
Net Income/(Loss)  $-0-              $-0-              $-0-              $(3,000)
Earnings (Loss)    $-0-              $-0-              $-0-              $-0-
per Common Share
Weighted Average   3,000,000         3,000,000         3,000,000         3,000,000
Numbers of Shares
Outstanding

See accompanying accountant's report.
The accompanying notes are an integral part of these statements

                        MELLONCAMP, INC.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY
                         March 31, 2000


                  Preferred Stock   Stock Amount      Common Stock      Stock Amount
Balance December  -0-               $-0-              3,000,00  $3,000
31, 1998 -                                            0
Audited
Retained          -0-               -0-               -0-               -0-
Earnings (Loss)
- Audited
Balance December  -0-               -0-               3,000,000         $3,000
31, 1999 -
Audited
Retained          -0-               -0-               -0-               -0-
Earnings (Loss)
- Unaudited
Balance March     -0-               -0-               3,000,000         $3,000
31, 2000 -
Unaudited

See accompanying accountant's report.
The accompanying notes are an integral part of these statements

                        MELLONCAMP, INC.
                  (A Development Stage Company)
          STATEMENT OF STOCKHOLDERS' EQUITY (continued)
                         March 31, 2000


                         Paid In Capital   Retained          Total
                         Amount            Earnings
   Balance December 31,  $-0-              $(3,000)    $-0-
   1998 - Audited
   Retained Earnings     -0-               -0-               -0-
   (Loss) - Audited
   Balance December 31,  -0-               (3,000)           -0-
   1999 - Audited
   Retained Earnings     -0-               -0-               -0-
   (Loss) - Unaudited
   Balance March 31,     $-0-              $(3,000)          $-0-
   2000 - Unaudited

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                        MELLONCAMP, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
  For the Three Months Ended March 31, 2000 and March 31, 1999,
  the Year Ended December 31, 1999, and the Period February 19,
                              1998
                  (inception) to March 31, 2000



                      Unaudited Three   Unaudited Three   Audited Year      February 19,
                      Months Ended      Months Ended      Ended Dec. 31,    1998 (inception)
                      March 31, 2000    March 31, 1999    1999              to March 31,
                                                                            2000
   Net Income (Loss)  $-0-              $-0-              $-0-      $(3,000)
  Adjustments to      -0-               -0-               -0-               -0-
   reconcile net
   income to net
   cash provided by
   operating
   activities:
   Cash Provided by   -0-               -0-               -0-               -0-
   Operations
   Cash Used in       -0-               -0-               -0-               -0-
   Investing
   Activities
   Cash Provided by
   Financing
   Activities
  Stock issued        -0-               -0-               -0-               3,000
   Net Change in      -0-               -0-               -0-               -0-
   Cash
   Beginning Balance  -0-               -0-               -0-               -0-
   Ending Cash        $-0-              $-0-              $-0-              $-0-
   Balance

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                        MELLONCAMP, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
      March 31, 2000, March 31, 1999 and December 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Operations
  The Company was organized under the laws of the state of Nevada in 1998 and is authorized to do business in the United
  States. The Company has no revenue from operations during the period covered by this financial statement.

  Method of Accounting
  These financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Consequently, revenues are recognized when earned and expenses are recognized when the obligation is actually incurred.

  Income Taxes and Cash Flows
  The Company accounts for income taxes and the statement of cash flows in accordance with Financial Accounting Standards
  Board Statement No. 109 and No. 95.

  Cash and Cash Equivalents
  Cash   and   cash   equivalents  include  all   highly   liquid
  investments with a maturity of three months or less when purchased.

NOTE 2 - CASH

  The Company has no bank accounts at this time.

NOTE 3 - EARNINGS PER SHARE

  Earnings per sharee has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. There are no items which are deemed to be common stock equivalents during the audit period.

NOTE 4 - COMMON STOCK

  As of March 31, 2000, December 31, 1999 and March 31, 1999, the Company had 3,000,000 shares of common stock, par value
  $0.001, issued and outstanding.

NOTE 5 - LEASE COMMITMENTS

  The  Company  currently  has  no  commitments  for  leases   or
  contingencies.

NOTE 6 - USE OF ESTIMATES

  The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

EXHIBITS

a) The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Amended Form 10-SB, filed on March 1, 2000. This exhibit is incorporated by reference to that Form.

b) The exhibit consisting of the Company's Bylaws is attached to the Company's Amended Form 10-SB, filed on March 1, 2000. This exhibit is incorporated by reference to that Form.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Melloncamp, Inc.



                           By: /s/ Kenneth D. Greble
                              Kenneth D. Greble, President