Form 10QSB
period 2000-06-30
MELLONCAMP INC
filed 2000-08-25
CIK 1107064

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 Commission File No.
000-29577






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

There are 3,000,000 shares of common stock outstanding as of June
30, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The unaudited financial statements for the period ending June 30, 2000.
August 19, 2000

Board of Directors and Stockholders
Melloncamp, Inc.
Fountain Hills, Arizona

We have compiled the accompanying balance sheets of Melloncamp, Inc. as of June 30, 2000 and June 30, 1999, and the related statements of income, changes in stockholders' equity and cash flows for the nine months periods then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

                        MELLONCAMP, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS
               June 30, 2000 and December 31, 1999

                                          Unaudited    Audited
                                          June 30,     December
                                          2000         31, 1999
                 ASSETS
Current Assets:
Cash and Cash Equivalents                     $-0-         $-0-
Total Current Assets                          $-0-         $-0-
Other assets;
Organization Expense (net of                   -0-          -0-
amortization)
Total Other Assets                             -0-          -0-
                                              $-0-         $-0-
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities;                          $-0-         $-0-
Total Current Liabilities                      -0-          -0-
Stockholders' equity;
Common stock, $.001 par,
25,000,000 shares authorized,
3,000,000 issued and outstanding
Preferred stock, $.001 par,                  3,000        3,000
5,000,000 shares authorized, no
shares issued and outstanding                  -0-          -0-
Deficit accumulated during
development stage                          (3,000)      (3,000)
Total Stockholders' Equity                     -0-          -0-
                                              $-0-         $-0-

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                        MELLONCAMP, INC.
                  (A Development Stage Company)
                      STATEMENTS OF INCOME
   For the Three Months Ended June 30, 2000 and June 30, 1999
the Year Ended December 31, 1999 and the Period February 19, 1998
                  (inception) to June 30, 2000

                                                               February
                                                               19,
                                 Unaudited                     1998
                             Six Months Ended     Audited      (inception) to
                                 June 30,         Year Ended   June 30,
                           2000       1999        Dec. 31,     2000
                                                  1999
Revenue                         $-0-        $-0-         $-0-         $-0-
Cost of Sales                    -0-         -0-          -0-          -0-
Gross Profit                     -0-         -0-          -0-          -0-
Operating Expenses
Filing fees                      -0-         -0-          -0-          300
Professional fees                -0-         -0-          -0-        2,700
                                 -0-         -0-          -0-        3,000
Net Income Before Income         -0-         -0-          -0-      (3,000)
Taxes
Income Taxes                     -0-         -0-          -0-          -0-
Net Income/(Loss)               $-0-        $-0-         $-0-     $(3,000)
Earnings (Loss) per Common
Share                           $-0-        $-0-         $-0-         $-0-
Weighted Average Numbers
of
Shares Outstanding         3,000,000   3,000,000    3,000,000    3,000,000

See accompanying accountant's report.
The accompanying notes are an integral part of these statements

                                MELLONCAMP, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  June 30, 2000

                            Preferred   Stock      Common    Stock      Paid In   Retained  Total
                              Stock    Amount     Stock     Amount     Capital   Earnings
                                                                       Amount
Balance December 31, 1998 -
Audited                          -0-      $-0-   3,000,000   $3,000        $-0-   $(3,000)      $-0-
Retained Earnings (Loss) -
Audited                          -0-       -0-         -0-      -0-         -0-        -0-       -0-
Balance December 31, 1999 -
Audited                          -0-       -0-   3,000,000   $3,000         -0-    (3,000)       -0-
Retained Earnings (Loss) -
Unaudited                        -0-       -0-         -0-      -0-         -0-        -0-       -0-
Balance June 30, 2000 -
Unaudited                        -0-       -0-   3,000,000   $3,000        $-0-      $(3,000)      $-0-

See accompanying accountant's report.
The accompanying notes are an integral part of these statements

                        MELLONCAMP, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
   For the Three Months Ended June 30, 2000 and June 30, 1999,
  the Year Ended December 31, 1999, and the Period February 19,
                              1998
                  (inception) to June 30, 2000

                                                                  February
                                                                    19,
                                     Unaudited                      1998
                                  Six Months Ended    Audited    (inception) to
                                      June 30,      Year Ended     June 30,
                                  2000       1999  Dec. 31, 1999     2000
Net Income (Loss)                  $-0-       $-0-      $-0-        $(3,000)
Adjustments to reconcile net        -0-        -0-       -0-             -0-
income to net cash provided by
operating activities:
Cash Provided by Operations         -0-        -0-       -0-             -0-
Cash Used in Investing              -0-        -0-       -0-             -0-
Activities
Cash Provided by Financing
Activities
Stock issued                        -0-        -0-       -0-           3,000
Net Change in Cash                  -0-        -0-       -0-             -0-
Beginning Balance                   -0-        -0-       -0-             -0-
Ending Cash Balance                $-0-       $-0-      $-0-            $-0-

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                        MELLONCAMP, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
       June 30, 2000, June 30, 1999 and December 31, 1999

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

NOTE 4 - COMMON STOCK

  As  of June 30, 2000, December 31, 1999 and June 30, 1999,  the
  Company  had  3,000,000  shares  of  common  stock,  par  value
  $0.001, issued and outstanding.

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

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its amended Form 10-SB filed with the SEC on March 1, 2000.
The description of the current plan of operation is incorporated by reference to Section 2 of its Form 10-SB.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities
took  place during the period covered by this   report.   At  the
end of the quarter there were 6,000,000 shares of common stock outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

a) The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Amended Form 10-SB, filed on March 1, 2000. This exhibit is incorporated by reference to that Form.

b) The exhibit consisting of the Company's Bylaws is attached to the Company's Amended Form 10-SB, filed on March 1, 2000. This exhibit is incorporated by reference to that Form.

Reports on Form 8-K:  None

27   Financial Data Schedule

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