Form 10QSB
period 2000-09-30
MELLONCAMP INC
filed 2000-11-01
CIK 1107064

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
Commission File No. 000-29577






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

There are 3,000,000 shares of common stock outstanding as of September 30, 2000.

                   PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    INDEPENDENT AUDITORS' REPORT

Board of Directors                          October 20, 2000
Melloncamp, Inc.
Las Vegas, Nevada

     We have compiled the accompanying balance sheets of Melloncamp, Inc. as of September 30, 2000 and September 30, 1999, and the related statements of income, changes in stockholders' equity and cash flows for the nine months then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

      A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and supplementary information, and, accordingly, do not express an opinion or any other form of assurance on them.

      As discussed in Note 1, the Company has been in the development stage since its inception on February 19, 1998. Realization of the major portion of its assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

      The financial statements for the year ended December 31, 1999, were audited by us and we expressed an unqualified opinion on the statements in their report dated January 21, 2000. We have not performed any auditing procedures since that date.

     /s/ Michael L. Stuck,
     Certified Public Accountant

                          Melloncamp, Inc.
                    (A Development Stage Company)
                            BALANCE SHEET

                                      Unaudited            Audited
                                 September 30, 2000   December 31, 1999
            ASSETS
CURRENT ASSETS
Cash                                         -0-                -0-
PROPERTY AND EQUIPMENT                       -0-                -0-
                                        ========           ========
                                             -0-                -0-

 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES
Loan payable                                 -0-                -0-
                                        --------           --------
TOTAL CURRENT LIABILITIES                    -0-                -0-
                                        --------           --------
STOCKHOLDERS' EQUITY
Common stock, $.001 par value,
25,000,000 shares authorized,
   3,000,000 shares issued and
   outstanding                             3,000              3,000
Preferred stock, $.001 par
value, 5,000,000 shares authorized,
   no shares issued and
   outstanding                               -0-                -0-
Deficit accumulated during
development stage                        (3,000)            (3,000)

TOTAL STOCKHOLDERS' EQUITY                   -0-                -0-
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         -0-                -0-

   The accompanying notes are an integral part of these financial statements.



                                MELLONCAMP, INC.
                          (A Development Stage Company)
                               STATEMENT OF INCOME


                     Unaudited    Unaudited     Unaudited   Unaudited     Audited    February
                       Three     Three Months  Nine Months     Nine     Year Ended   19, 1998
                      Months        Ended         Ended       Months     December   (inception)
                       Ended      September     September     Ended      31, 1999       to
                     September     30, 1999     30, 2000    September               September
                     30, 2000                                30, 2000                30, 2000

REVENUE                    -0-           -0-          -0-         -0-         -0-         -0-

COST OF SALES              -0-           -0-          -0-         -0-         -0-         -0-
                     ---------     ---------     ---------   --------   ---------     --------
GROSS PROFIT               -0-           -0-          -0-         -0-         -0-         -0-

OPERATING EXPENSES
Filing Fees                -0-           -0-          -0-         -0-         -0-         300
Professional Fees          -0-           -0-          -0-         -0-         -0-       2,700
                     ---------     ---------     ---------   --------   ---------     --------
                           -0-           -0-          -0-         -0-         -0-       3,000
                     ---------     ---------     ---------   --------   ---------     --------
NET INCOME (LOSS)
BEFORE INCOME TAXES      (-0-)         (-0-)        (-0-)        (-0-)      (-0-)     (3,000)

INCOME TAXES               -0-           -0-          -0-         -0-        -0-          -0-
                     ---------     ---------     ---------   --------   ---------     --------
NET INCOME (LOSS)        (-0-)         (-0-)        (-0-)        (-0-)      (-0-)      (3,000)
                     =========     =========     =========   ========   =========     ========
EARNINGS PER SHARE
OF COMMON STOCK            -0-           -0-          -0-          -0-        -0-

WEIGHTED AVERAGE
NUMBERS OF SHARES
OUTSTANDING          3,000,000    3,000,000     3,000,000    3,000,000  3,000,000

   The accompanying notes are an integral part of these financial statements.
                                MELLONCAMP, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                                                           During
                     Preferred  Stock      Common    Stock    Paid in   Development
                      Stock     Amount     Stock     Amount   Capital      Stage         Total

Balance February 19,
1998                     -0-       -0-         -0-        -0-      -0-           -0-          -0-

Stock Issued             -0-       -0-   3,000,000      3,000      -0-           -0-        3,000

Retained Earnings
(Loss)                   -0-       -0-         -0-        -0-      -0-       (3,000)      (3,000)
                      ------    ------   ---------     ------   ------       -------      -------
Balance December 31,
1998                     -0-       -0-   3,000,000      3,000      -0-       (3,000)          -0-

Retained Earnings
(Loss)                   -0-       -0-         -0-        -0-      -0-           -0-          -0-
                      ------     ------  ---------     ------   ------       -------      -------
Balance December 31,
1999                     -0-       -0-   3,000,000      3,000      -0-       (3,000)          -0-

Retained Earnings
(Loss)                   -0-       -0-        -0-         -0-      -0-           -0-          -0-
                      ------     ------  --------      ------   ------       -------      -------
Balance September
30, 2000                 -0-       -0-   3,000,000      3,000      -0-       (3,000)          -0-

   The accompanying notes are an integral part of these financial statements.


                                MELLONCAMP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
       For the Nine Months Ended September 30, 2000 and September 30, 1999
                        the Year Ended December 31, 1999
       and the Period February 19, 1998 (inception) to September 30, 2000

                       Unaudited    Unaudited    Unaudited    Unaudited     Audited      February
                         Three        Three     Nine Months  Nine Months   Year Ended    19, 1998
                         Months      Months        Ended        Ended       December    (inception)
                         Ended        Ended      September    September     31, 1999        to
                       September    September     30, 2000     30, 1999                  September
                        30, 2000    30, 2000                                             30, 2000

Net Income/(Loss)         -0-          -0-          -0-          -0-          -0-         $(3,000)
   Adjustments to
reconcile net income
to net cash provided
by operating
activities:               -0-          -0-          -0-          -0-          -0-             -0-

Cash From Operations      -0-          -0-          -0-          -0-          -0-         (3,000)

Cash From Investing
Activities                -0-          -0-          -0-          -0-          -0-             -0-

Cash From Financing
Activities
Stock Issued              -0-          -0-          -0-          -0-          -0-           3,000

Net Increase in Cash      -0-          -0-          -0-          -0-          -0-             -0-

Beginning Cash
Balance                   -0-          -0-          -0-          -0-          -0-             -0-

Ending Cash Balance       -0-          -0-          -0-          -0-          -0-             -0-

   The accompanying notes are an integral part of these financial statements.
                        MELLONCAMP, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
  September 30, 2000, December 31, 1999 and September 30, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations

The Company was organized under the laws of the State of Nevada in
1998  and is authorized to do business in the United State.   The
Company has no revenue from operations during the period covered by this financial statement.

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

NOTE 2:  CASH

The Company has no bank accounts at this time.

NOTE 3 - EARNINGS PER SHARE

Earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding for
the  period.   There are no items which are deemed to  be  common
stock equivalents during the audit period.

NOTE 4:  COMMON STOCK

As of September 30, 2000, December 31, 1999 and September 30, 1999, the Company had 3,000,000 shares of common stock, par value
$.001, issued and outstanding.

NOTE 5:  LEASE COMMITMENTS

The   Company  currently  has  no  commitments  for   leases   or
contingences.

NOTE 6:  USE OF ESTIMATES

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

                      Current Developments

On  September  28,  2000,  the Company  filed  a  Certificate  of
Amendment  to  increase  the  number  of  authorized  shares   to
100,000,000 shares of common stock and 10,000,000 shares of preferred stock each with a par value of $0.001.

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

No such matters were submitted during the most recent quarter.

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

			   Date: October 31, 2000