Form 10KSB
period 2000-12-31
MELLONCAMP INC
filed 2001-04-17
CIK 1107064

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the year ended December 31, 2000
Commission File No. 000-29577





                      MELLONCAMP, INC.
   (Exact name of registrant as specified in its charter)




Nevada                                            88-0386352
(State of organization) (I.R.S. Employer Identification No.)

2080 E. Flamingo Rd., Suite 112, Las Vegas, NV  89119
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 650-
5660

Securities registered under Section 12(g) of the Exchange
                                   Act: Common stock, $0.001
                                   par value per share
                                   Preferred stock, $0.001
                                   par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-KSB.     [ X ]

Issuer's Revenue during the year ended December 31, 2000:
$ 0

As of April 16, 2001, the registrant had 3,000,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of: N/A.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

            DOCUMENTS INCORPORATED BY REFERENCE:

None

                                 PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                               Background

Melloncamp, Inc. (the "Company") is a Nevada corporation formed on February 19, 1998. Its principal place of business is located at 2080 E. Flamingo Rd., Suite 112, Las Vegas, NV 89119. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

On February 23, 1998, the company issued 3,000,000 shares of its common stock to 36 shareholders in transactions exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). These shares were issued as follows: 2,950,000 shares were issued to 7 shareholders for consideration of maintaining the entity and for consulting or other professional services rendered by each to the Corporation, and an additional 50,000 shares were issued to 29 shareholders for consideration of reviewing potential business opportunities and maintaining the entity.

The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

The Board of Directors has elected to begin implementing the Company's principal business purpose, described below under "Item 2, Plan of Operation". As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan.

The Company is filing this registration statement on a voluntary basis, pursuant to section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), in order to ensure that public information is readily accessible to all shareholders and potential investors, and to increase the Company's access to financial markets, and to permit the company to qualify to have its common quoted on the OTC-Bulletin Board (the "OTC-BB"). The company intends to have its common stock traded on the OTC-BB as soon as possible, and has begun the process of applying for inclusions. The Company's stock may be quoted on the "pink-sheets" prior to the OTC-BB. There is no guarantee that the stock will be quoted on either service, however.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company neither owns nor leases any real property at this time. The Company does have the use of a limited amount of office space from the resident agent, Chapman & Flanagan, Ltd., at no cost to the Company, and Management expects this arrangement to continue. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between the Resident Agent and the Board of Directors.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

                                 PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no current market for the Company. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for the Company's securities, but will do so when it submits its stock for quotation on the pink-sheets or the OTC-BB. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

After a merger or acquisition has been completed, one or both of the Company's officers and directors will most likely be the persons to contact prospective market makers. It is also possible that persons associated with the entity that merges with or is acquired by the Company will contact prospective market makers. The Company does not intend to use consultants to contact market makers.

                              Market Price

The Registrant's Common Stock is not quoted at the present time.

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
(i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly-traded securities. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

                                 Holders

As of April 16, 2001, there were 36 holders of the Company's Common Stock. On February 23, 1998, the Company issued 3,000,000 shares of its common stock. All of the issued and outstanding shares of the Company's common stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act.

                                Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this filing, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

              Management's Discussion And Plan Of Operation

The Company's plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination.

The Company may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management believes that the Company may be able to benefit from the use of "leverage" to acquire a target company. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, the Company would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the acquired business. If that business is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquire a business, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose, or the impact thereof on the Company.

The Company has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes the Company will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing post-effective amendments, Forms 8-K, agreements, and related reports and documents. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a businesses. The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition. The Company also has no plans to conduct any offerings under Regulation S.

                        Sources of Opportunities

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

Management, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, the Company's management has never used outside consultants or advisors in connection with a merger or acquisition.

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

The Company will not have sufficient funds to undertake any significant development, marketing, and manufacturing of any products which may be acquired. Accordingly, if it acquires the rights to a product, rather than entering into a merger or acquisition, it most likely would need to seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

                       Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the  supervision of the officers and directors of the Company (see  "Item
5").   Management  intends  to  concentrate  on  identifying  prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as;
     1.   the available technical, financial and managerial resources
     2.   working capital and other financial requirements
     3.   history of operation, if any
     4.   prospects for the future
     5.   present and expected competition
     6. the quality and experience of management services which may be available and the depth of that management
     7.   the potential for further research, development or exploration
     8. specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company
     9.   the potential for growth or expansion
     10.  the potential for profit
     11. the perceived public recognition or acceptance of products, services or trades
     12.  name identification

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which the Company participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on Management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company's participation.) Even after the Company's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by the Company of the related costs incurred.

There is the additional risk that the Company will not find a suitable target. Management does not believe the Company will generate revenue without finding and completing a transaction with a suitable target company. If no such target is found, therefore, no return on an investment in the Company will be realized, and there will not, most likely, be a market for the Company's stock.

                      Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which the Company participates in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

Management has advanced, and will continue to advance, funds which shall be used by the Company in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon the repayment of those funds.

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

                         Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading securities. While the Company does not intend to engage in such activities, the Company may obtain and hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

                                Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

ITEM 7.   FINANCIAL STATEMENTS.

The  Audited Financial Statements as of December. 31, 2000, and  December
31, 1999
                      Michael L. Stuck C.P.A., P.C.
                       7641 E. Gray Road, Suite G
                          Scottsdale, AZ. 85260



                      INDEPENDENT AUDITOR'S REPORT
Board of Directors and Stockholders
Melloncamp, Inc.
Fountain Hills, Arizona
      We have audited the accompanying balance sheets of Melloncamp, Inc., a corporation, as of December 31, 2000 and December 31, 1999 and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with Generally Accepted Auditing Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Melloncamp, Inc. as of December 31, 2000 and December 31, 1999 and its results of operations, and cash flows for the years then ended, in conformity with Generally Accepted Accounting Principles.
      As discussed in Note 1, the Company has been in the development stage since its inception on February 19, 1998. Realization of the major portion of its assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.


Michael L. Stuck
Certified Public Accountant

February 14, 2001
Scottsdale, Arizona

                            Melloncamp, Inc.
                      (A Development Stage Company)
                             BALANCE SHEETS
                 December 31, 2000 and December 31, 1999

                                  December 31, 2000   December 31, 1999
            ASSETS
CURRENT ASSETS
Cash                                         -0-                     -0-
PROPERTY AND EQUIPMENT                       -0-                     -0-
                                       =========               =========
                                             -0-                     -0-

 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES
Loan payable                                 900                     -0-
                                       ---------               ---------
TOTAL CURRENT LIABILITIES                    900                     -0-
                                       ---------               ---------
STOCKHOLDERS' EQUITY
Common stock, $.001 par value,
25,000,000 shares authorized,
   3,000,000 shares issued and
   outstanding                             3,000                   3,000
Preferred stock, $.001 par
value,
   5,000,000 shares authorized,              -0-                     -0-
   no
   shares issued and
   outstanding
Deficit accumulated during
development stage                        (3,900)                 (3,000)

TOTAL STOCKHOLDERS' EQUITY                 (900)                     -0-
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         -0-                     -0-

     The accompanying notes are an integral part of these financial statements.

                            MELLONCAMP, INC.
                      (A Development Stage Company)
                           STATEMENT OF INCOME
                  For the Years Ended December 31, 2000
                          and December 31, 1999
    and the Period February 19, 1998(inception) to December 31, 2000

                          Year               Year          February 19,
                         Ended              Ended              1998
                        12/31/00           12/31/99       (inception) to
                                                           December 31,
                                                               2000

REVENUE                        -0-                    -0-             -0-

COST OF SALES                  -0-                    -0-             -0-
                        ----------             ----------      ----------
GROSS PROFIT                   -0-                    -0-             -0-

OPERATING EXPENSES
Filing Fees                    -0-                    -0-             300
Professional Fees              900                    -0-           3,600
                        ----------             ----------      ----------
                               900                    -0-           3,900
                        ----------             ----------      ----------
NET INCOME (LOSS)            (900)
BEFORE INCOME TAXES                                 (-0-)         (3,900)

INCOME TAXES                   -0-                    -0-             -0-
                        ----------             ----------      ----------
NET INCOME (LOSS)            (900)                  (-0-)         (3,900)
                        ==========             ==========      ==========
EARNINGS PER SHARE             -0-
OF COMMON STOCK                                       -0-

WEIGHTED AVERAGE
NUMBERS OF SHARES
OUTSTANDING              3,000,000              3,000,000

     The accompanying notes are an integral part of these financial statements.

                                MELLONCAMP, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                December 31, 2000

                       Preferre   Stock       Common        Stock                   Deficit     Total
                        d Stock   Amount       Stock       Amount                  Accumulat
                                                                                   ed During
                                                                        Paid in    Developme
                                                                        Capital    nt Stage
                                                                        Amount

Balance February 19,        -0-       -0-            -0-         -0-          -0-        -0-         -0-
1998

Stock Issued                -0-       -0-      3,000,000       3,000          -0-        -0-       3,000

Retained Earnings           -0-       -0-            -0-         -0-          -0-    (3,000)     (3,000)
(Loss)
                        -------   -------     ----------   ---------     --------   --------   ---------
Balance December 31,        -0-       -0-      3,000,000       3,000          -0-    (3,000)         -0-
1998

Retained Earnings           -0-       -0-            -0-         -0-          -0-        -0-         -0-
(Loss)
                        -------   -------     ----------   ---------     --------   --------   ---------
Balance December 31,        -0-       -0-      3,000,000       3,000          -0-    (3,000)         -0-
1999

Retained Earnings           -0-       -0-            -0-         -0-          -0-      (900)       (900)
(Loss)
                        -------   -------     ----------   ---------     --------   --------   ---------
Balance December 31,        -0-       -0-      3,000,000       3,000          -0-    (3,900)       (900)
2000
                        =======   =======     ==========   =========     ========   ========   =========

   The accompanying notes are an integral part of these financial statements.



                      MELLONCAMP, INC.
                (A Development Stage Company)
                   STATEMENT OF CASH FLOWS
            For the Years Ended December 31, 2000
                    and December 31, 1999
and the Period February 19, 1998 (inception) to December 31,
                            2000


                                                              February 19,
                              Year Ended      Year Ended    1998 (inception)
                               12/31/00        12/31/99     to December 31,
                                                                  2000

Net Income/(Loss)                   (900)              -0-          $(3,900)
   Adjustments to reconcile
net income to net cash
provided by operating
activities:                           900              -0-               900
Loan payable

Cash From Operations                  -0-              -0-           (3,000)

Cash From Investing                   -0-              -0-               -0-
Activities

Cash From Financing
Activities
Stock Issued                          -0-              -0-             3,000

Net Increase in Cash                  -0-              -0-               -0-

Beginning Cash Balance                -0-              -0-               -0-

Ending Cash Balance                   -0-              -0-               -0-



    The accompanying notes are an integral part of these
                    financial statements.

                      MELLONCAMP, INC.
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
           December 31, 2000 and December 31, 1999

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

NOTE 4: COMMON STOCK

     As  of  December 31, 2000 and December  31,  1999,  the
     Company had 3,000,000 shares of common stock, par value
     $0.001, issued and outstanding.

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

ITEM 8.   CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

The   Registrant  has  not  changed  accountants  since  its
formation, and Management has had no disagreements with the findings of its accountants.

                          PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,   AND
          CONTROL PERSONS

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The Company's officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require 5-10 hours per month.

Information as to the directors and executive officers of the Company is as follows:

Name/Address             Age    Position
Kenneth D. Greble        39     President/Director
4335 S. Industrial Rd.
Las Vegas, NV  89103
Earl P. Gilbrech         55     Secretary/Treasurer/Director
4335 S. Industrial Rd.
Las Vegas, NV  89103

Kenneth D. Greble; President

Mr. Kenneth D. Greble has been a Director and President of the Company since January, 1999.

From 1999 until present, Mr. Greble has been employed by Ticker Profiles, an internet financial destination site. He was in charge of operations, marketing, and sales.

From August 1997 until September 1998, Mr. Greble was employed by A.M.F. Recreational Centers in San Antonio,
Texas as a Cluster Manager. He was responsible for the operation of 8 locations with gross annual revenue of $7 million dollars. He was accountable for 230 employees in various locations, including those in food and beverage operations, producing $2 million dollars annually, supervised equipment and facilities maintenance with budgets of $750,000 annually. He also developed local store sales efforts and ensured adherence to national product sales programs.

From January 1995 until July 1997, Mr. Greble was employed by A.M.F. Recreational Centers in Orlando, Florida as a General Manager. He was responsible for the overall locations, customer service and retention programs, seasonal sales/marketing campaigns, new business development through outside sales efforts, and year-round key account service for recreation center for a location with over $1 million dollars in sales revenue annually.

From December 1992 until January 1995, Mr. Greble was employed by Fair Lanes, Inc., in Orlando, Florida as a Managing Partner. He was responsible for the overall operations of three locations with full P & L
accountabilities.   He  supervised,  trained  and  developed
fifteen  managers  with responsibilities  in  the  following areas: Food and beverage operations, technical services, facilities maintenance, administrative procedures. He also did personnel training/development, sales, and marketing.

From November 1990 until November 1992, Mr. Greble was employed by Fair Lanes Deltona in Orange City, Florida as a General Manager. He was responsible for the overall locations, customer service and retention programs, seasonal sales/marketing campaigns, new business development through outside sales efforts, and for year-round key account service for recreation center for a location with over $1 million dollars in sales revenue annually.

Earl P. Gilbrech; Secretary/Treasurer

Mr. Gilbrech has been a Director, Secretary, and Treasurer of the Company since February 23, 1998. He currently holds a number of other positions with other companies to which he devotes a portion of his time.

From 1999 until present, Mr. Gilbrech has been employed by Powerclick as a Director. Powerclick is an Internet Marketing company that sells traffic advertising. He is responsible for writing company policies and guidelines, hiring key personnel, and establishing operating budgets.

From 1999 until present, Mr. Gilbrech has been employed by National Mortgage Executives, Inc. as a Director and Vice President of Marketing; Real Estate; Commercial Loans. He is responsible for marketing of the company, finding real estate for potential clients and setting up commercial loans.

From 1999 until present, Mr. Gilbrech has been employed by American Tobacco & Liquor as a Director of marketing and sales for the southwest United States and Caribbean. AT&L is an import/export company. He is responsible for writing company policies and guidelines, hiring key personnel, and establishing operating budgets.

From 1998 until present, Mr. Gilbrech was a Director and the Secretary of Bennett & Reed, Inc. a blank check company.

From 1997 until 1999, Mr. Gilbrech was employed as a consultant to National Mortgage Executives, a mortgage brokerage company. He served as a real estate locator and head of advertising. He was responsible for locating land to suit the clients needs and was in charge of the advertising for the company.

From 1997 until 1999, Mr. Gilbrech served as consultant to Texas T. Ltd., an oil and mineral company. He was contracted to negotiate lease contracts for precious metals exploration between the firm and the government of Belize.

From  1997  until  1999, Mr. Gilbrech was employed  by  John
Burks Real Estate as a consultant. John Burks Real Estate is a real estate company. He worked with potential clients interested in purchasing land in Belize.

From 1997 until Jan. 2000, Mr. Gilbrech served as Secretary, Treasurer and Director of Caribbean Ventures, Inc., a blank check company. He was responsible for writing company
policies   and   guidelines,  hiring  key   personnel,   and
establishing operating budgets.

From 1996 until present, Mr. Gilbrech was employed by Caribbean Casinos as a Director of the Company. Caribbean Casinos is a casino consulting company. He was responsible for the advance in Internet set-up, costs, personnel, and daily general administration duties.

From  1996  until 1998, Mr. Gilbrech was employed by  Fenton
Gray as a Director and President. Fenton Gray was a wholesale phone card company. He was responsible for the initial setup of the corporation, writing company policies and guidelines, hiring key personnel and establishing operating budgets.

From 1990 until present, Mr. Gilbrech was employed by American International Investors as a Director in the North American Region and as head of operations and investments. AII is a consulting company in the hotel and motel management business. He was responsible for writing company policies and guidelines, hiring key personnel, and establishing operating budgets.

ITEM 10.  EXECUTIVE COMPENSATION

None of the Company's officers and/or directors receive any compensation for their respective services rendered to the
Company, nor have they received such compensation in the past. They both have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Registrant has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein. Persons "associated" with management is meant to refer to persons with whom management may have had other business dealings, but who are not affiliated with or relatives of management.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
          AND MANAGEMENT.

The following table sets forth each person known to the Company, as of January 19, 2000, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of   Name/Address             Shares        Percentage
Class      of Owner                 Beneficially  Ownership
                                    Owned
Common     Kenneth D. Greble        1,225,000     40.83%
           10 Canterclub Ct.
           DeBary, FL  32713
Common     Earl P. Gilbrech         1,225,000     40.83%
           503 E. Belmont
           Phoenix, AZ  85068
Common     All Officers and         2,450,000     81.67%
           Directors
           (2 individuals)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which any of the Company's Officers, Directors, principal shareholders or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed through their own initiative.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

ITEM 13.  EXHIBITS.

EXHIBITS

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on the amended Form
               10-SB filed with the Securities and Exchange
               Commission on March 1, 2000).

     3.2 By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on the amended Form
               10-SB filed with the Securities and Exchange
               Commission on March 1, 2000).
                         SIGNATURES

In  accordance  with Section 13 or 15(d) of  the  Securities
Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           Melloncamp, Inc.


                           By: /s/ Kenneth D. Greble
                              Kenneth D. Greble, President

                           Date: April 17, 2001