Form 10QSB
period 2001-03-31
MELLONCAMP INC
filed 2001-05-15
CIK 1107064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB
   QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                         REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission File No. 000-27139






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

There are 3,000,000 shares of common stock outstanding as of March 31, 2001.

                     PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      INDEPENDENT AUDITORS' REPORT

Board of Directors                               May 3, 2001
Melloncamp, Inc.
Las Vegas, Nevada

     We have compiled the accompanying balance sheets of Melloncamp, Inc. as of March 31, 2001 and March 31, 2000, and the related statements of income, changes in stockholders' equity and cash flows for the nine months then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

      The financial statements for the year ended December 31, 2000 and December 31, 1999, were audited by us and we expressed an unqualified opinion on the statements in our report dated February 14, 2000. We have not performed any auditing procedures since that date.



                            Melloncamp, Inc.
                      (A Development Stage Company)
                              BALANCE SHEET

                                 Unaudited    Unaudited       Audited
                                 March 31,    March 31,     December 31,
                                    2001         2000           1999
            ASSETS
CURRENT ASSETS
Cash                                    -0-           -0-             -0-
PROPERTY AND EQUIPMENT                  -0-           -0-             -0-
                                     ======        ======          ======
                                                      -0-             -0-

 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES
Loan payable                            900           -0-             900
                                  ---------      --------        --------
TOTAL CURRENT LIABILITIES                             -0-             -0-
                                                 --------        --------
STOCKHOLDERS' EQUITY
Common stock, $.001 par value,                      3,000           3,000
25,000,000 shares authorized,
   3,000,000 shares issued and         3000
   outstanding
Preferred stock, $.001 par
value,
   5,000,000 shares authorized,         -0-           -0-             -0-
   no
   shares issued and
   outstanding
Deficit accumulated during
development stage                   (3,900)       (3,000)         (3,000)

TOTAL STOCKHOLDERS' EQUITY            (900)           -0-             900

                                        -0-           -0-             -0-

     The accompanying notes are an integral part of these financial statements.

                            MELLONCAMP, INC.
                      (A Development Stage Company)
                           STATEMENT OF INCOME
      For the Three Months Ended March 31, 2001 and March 31, 2000,
         the Years ended December 31, 200 and December 31, 1999
     and the Period February 19, 1998 (inception) to March 31, 2001

                    Unaudited    Unaudited    Audited      Audited   February
                      Three        Three        Year        Year     19, 1998
                      Months      Months       Ended        Ended   (inceptio
                      Ended        Ended    December 31,  December    n) to
                    March 31,    March 31,      2000         31,    March 31,
                       2001        2000                     2000       2001

REVENUE                   -0-         -0-            -0-       -0-        -0-

COST OF SALES             -0-         -0-            -0-       -0-        -0-
                     --------    --------     ----------  --------   --------
GROSS PROFIT              -0-         -0-            -0-       -0-        -0-

OPERATING EXPENSES
Filing Fees               -0-         -0-            -0-       -0-        300
Professional Fees         -0-         900            900       -0-      3,600
                     --------    --------     ----------  --------   --------
                                                                            -
                          -0-         900            900       -0-      3,900
                     --------    --------     ----------  --------   --------
                                                                            -
NET INCOME (LOSS)       (-0-)       (900)          (900)     (-0-)
BEFORE INCOME TAXES                                                   (3,900)

INCOME TAXES              -0-         -0-           -0-         -0-       -0-
                     --------    --------     ----------  --------   --------
NET INCOME (LOSS)       (-0-)       (900)         (900)       (-0-)   (3,900)
                     ========    ========     ==========   ========  =========
EARNINGS PER SHARE        -0-         -0-           -0-         -0-
OF COMMON STOCK

WEIGHTED AVERAGE    3,000,000   3,000,000      3,000,000  3,000,000
NUMBERS OF SHARES
OUTSTANDING

     The accompanying notes are an integral part of these financial statements.
                                MELLONCAMP, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                     Preferred    Stock    Common Stock     Stock      Paid in     Deficit      Total
                       Stock     Amount                    Amount      Capital   Accumulated
                                                                        Amount      During
                                                                                 Development
                                                                                    Stage

Balance February 19,      -0-       -0-            -0-           -0-        -0-          -0-        -0-
1998

Stock Issued              -0-       -0-      3,000,000         3,000        -0-          -0-      3,000

Retained Earnings         -0-       -0-            -0-           -0-        -0-      (3,000)    (3,000)
(Loss)
                     --------   -------    -----------       -------     ------     --------   --------
Balance December 31,      -0-       -0-      3,000,000         3,000        -0-      (3,000)        -0-
1998

Retained Earnings         -0-       -0-            -0-           -0-        -0-          -0-        -0-
(Loss)
                     --------    --------  -----------      -------       ------    --------    -------
Balance December 31,      -0-       -0-      3,000,000         3,000        -0-      (3,000)        -0-
1999

Retained Earnings         -0-       -0-            -0-           -0-        -0-        (900)      (900)
(Loss)
                     --------    --------  -----------       -------       ------    --------   -------
Balance December 31,      -0-       -0-      3,000,000         3,000        -0-      (3,900)      (900)
2000

Retained earnings         -0-       -0-            -0-           -0-        -0-          -0-
(loss)

Balance March 31,
2001                      -0-       -0-      3,000,000         3,000        -0-      (3,900)      (900)
                     ========     =======  ===========       =======      ======     ========   =======

   The accompanying notes are an integral part of these financial statements.


                                MELLONCAMP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
          For the Three Months Ended March 31, 2001 and March 31, 2000
             the Year Ended December 31, 2000 and December 31, 1999
         and the Period February 19, 1998 (inception) to March 31, 2001


                                 Unaudited      Unaudited       Audited      Audited      February 19,
                                Three Months   Three Months      Year          Year           1998
                                   Ended          Ended          Ended        Ended      (inception) to
                                 March 31,      March 30,    December 31,  December 31,     March 31,
                                    2001           2000          2000          1999           2000

Net Income/(Loss)                        -0-            -0-           900           -0-        $(3,900)
   Adjustments to reconcile              -0-            -0-           -0-           -0-
net income to net cash
provided by operating                                                                               -0-
activities:

Loan payable                                                          900                           900

Cash Used in Operations                  -0-            -0-           -0-           -0-         (3,000)

Cash Used in Investing                   -0-            -0-           -0-           -0-             -0-
Activities

Cash Provided by Financing
Activities
Stock Issued                             -0-            -0-           -0-           -0-           3,000

Net Change in Cash                       -0-            -0-           -0-           -0-             -0-

Beginning Balance                        -0-            -0-           -0-           -0-             -0-

Ending Cash Balance                      -0-            -0-           -0-           -0-             -0-



   The accompanying notes are an integral part of these financial statements.

                        MELLONCAMP, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
      March 31, 2001, December 31, 2000 and March 31, 2000

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

NOTE 4:  COMMON STOCK

As  of March 31, 2001, December 31, 2000 and March 31, 2000,  the
Company had 3,000,000 shares of common stock, par value $.001, issued and outstanding.

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

                           Date: May 15, 2001