Form 10QSB
period 2001-06-30
MELLONCAMP INC
filed 2001-08-14
CIK 1107064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB
   QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                         REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
Commission File No. 000-27139






                             MELLONCAMP, INC.
          (Exact name of registrant as specified in its charter)







Nevada                                            88-0386352
(State of organization) (I.R.S. Employer Identification No.)

7641 E. Gray Rd., Suite G, Scottsdale, AZ 85260
(Address of principal executive offices)

Registrant's telephone number, including area code (480) 348-6464

Check whether the issuer (1) filed all reports required to be file by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 3,000,000 shares of common stock outstanding as of August 14, 2001.

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       INDEPENDENT AUDITORS' REPORT

Board of Directors                            August 6, 2001
Melloncamp, Inc.
Las Vegas, Nevada

     We have compiled the accompanying balance sheets of Melloncamp, Inc. as of June 30, 2001 and June 30, 2000, and the related statements of income, changes in stockholders' equity and cash flows for the nine months then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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





                                Melloncamp, Inc.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
                June 30,2001, June 30,2000, and December 31,2000

                                      Unaudited            Unaudited            Audited
                                    June 30, 2001        June 30, 2000     December 31, 1999
            ASSETS
CURRENT ASSETS
Cash                                      $       -              $       -          $       -
PROPERTY AND EQUIPMENT               --------------          -------------    ---------------
                                          $       -              $       -          $       -
                                     ==============          =============    ===============

 LIABILITIES AND STOCKHOLDERS'
            EQUITY

CURRENT LIABILITIES
Loan payable                                    $900                   $900               $900

TOTAL CURRENT LIABILITIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value,
25,000,000 shares authorized,
   3,000,000 shares issued and
   outstanding                                3,000                  3,000              3,000
Preferred stock, $.001 par
value,
   5,000,000 shares authorized,                   -                      -                  -
   no
   shares issued and
   outstanding
Deficit accumulated during
development stage                           (3,900)                (3,900)            (3,900)
                                     --------------          -------------    ---------------
TOTAL STOCKHOLDERS' EQUITY                    (900)                  (900)                900
                                     --------------          -------------    ---------------
                                          $       -              $       -          $       -
                                     ==============          =============    ===============

                      See accompanying accountant's report.
         The accompanying notes are an integral part of these financial
                           statementsMELLONCAMP, INC.
                         A development stage enterprise
                              Statements of Income
           For the Three Months Ended June 30, 2001 and June 30,2000,
              The Six Months Ended June 30, 2001 and June 30, 2000,
           And the Period February 19, 1998(inception) to June 30,2001

                                                                                         February 19,
                                                                                         1998
                                        Unaudited                     Unaudited            (inception)
                                    Three Months Ended            Six Months Ended             to
                                 June 30,    June 30, 2000   June 30,        June 30,     June 30, 2001
                                   2001                      2001              2000

REVENUE                            $     -          $     -        $     -       $     -         $     -

COST OF SALES                            -                -              -             -               -
                                ----------       ----------     ----------     ---------      ----------
 GROSS PROFIT                            -                -              -             -               -

OPERATING EXPENSES
Filing Fees                              -                -              -             -             300
Professional Fees                        -              900                          900           3,600
                                ----------       ----------     ----------     ---------      ----------
NET INCOME (LOSS) BEFORE
INCOME TAXES                             -            (900)              -         (900)         (3,900)

INCOME TAXES                             -                -              -             -               -
                                ----------       ----------     ----------     ---------      ----------
NET INCOME (LOSS)                  $     -           $(900)        $     -        $(900)        $(3,900)
                                ==========       ==========     ==========     =========      ==========
EARNINGS PER SHARE OF COMMON       $     -          $     -        $     -       $     -
STOCK

WEIGHTED AVERAGE NUMBERS OF
SHARES OUTSTANDING               3,000,000        3,000,000      3,000,000     3,000,000

See accompanying accountant's report.
The accompanying notes are an integral part of these financial statements Statements of Income



                                 MELONCAMP, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                    Preferred    Stock     Common Stock    Stock      Paid in     Deficit        Total
                      Stock      Amount                    Amount     Capital   Accumulated
                                                                       Amount      During
                                                                                Development
                                                                                   Stage

Balance February
25, 1998               $    -      $    -         $    -     $    -      $    -       $    -       $    -

Stock Issued                -           -      3,000,000      3,000           -            -        3,000

Retained Earnings
(Loss)                      -           -              -          -           -      (3,000)      (3,000)
                      -------     -------    -----------   --------    --------   ----------    ---------
Balance December
31, 1998                    -           -      3,000,000      3,000           -      (3,000)            -

Retained Earnings
(Loss)                      -           -              -          -           -            -            -
                      -------     -------    -----------   --------    --------   ----------    ---------
Balance December
31, 1999                    -           -      3,000,000      3,000           -      (3,000)            -

Retained Earnings
(Loss)                      -           -              -          -           -        (900)        (900)
                      -------     -------    -----------   --------    --------   ----------    ---------
Balance December
31, 2000                    -           -      3,000,000      3,000           -      (3,900)        (900)

Retained earnings
(loss)                      -           -              -          -           -            -
                      -------     -------    -----------   --------    --------   ----------    ---------
Balance March 31,
2001                        -     $    -     3,000,000      $ 3,000           -    $ (3,900)      $ (900)
                      =======     =======    ===========   ========    ========   ==========    =========

See accompanying accountant's report.
The accompanying notes are an integral part of these financial statements.


                                MELLONCAMP, INC.
                        (A Development Stage Enterprise)

                            Statements of  Cash Flows

            For the Six Months Ended June 30, 2001 and June 30, 2000,

                        The Year Ended December 31, 2000

          And the Period February 19, 1998 (inception) to June 30, 2001


                                Unaudited                  Unaudited         February 19, 1998
                            Three Months Ended         Six Months Ended       (inception) to
                          June 30,     June 30,     June 30,      June 30,     June 30, 2000
                            2001         2000         2001          2000

Net Income/(Loss)                                     $      -      $      -          $(3,900)
   Adjustments to
reconcile net income to
net cash provided by
operating activities:

Loan payable                      -             -            -             -               900
                          ---------     ---------   ----------     ---------         ---------
Cash Used in Operations           -             -            -             -           (3,000)
                          ---------     ---------   ----------     ---------         ---------
Cash Used in Investing
Activities                        -             -            -             -                 -
                          ---------     ---------   ----------     ---------         ---------
Cash Provided by
Financing Activities
Stock Issued                      -             -            -             -             3,000
                          ---------     ---------   ----------     ---------         ---------
Net Change in Cash                -             -            -             -                 -

Beginning Balance                 -             -            -             -                 -
                          ---------     ---------   ----------     ---------         ---------
Ending Cash Balance        $      -      $      -     $      -      $      -          $      -
                          =========     =========   ==========     =========         =========

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Professional fees incurred by the Company were paid directly by a shareholder of the company

See accompanying accountant's report.
The accompanying notes are an integral part of these financial statements.

                            MELLONCAMP, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
            June30,  2001. December 31, 2000 and June 30,2000

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

NOTE 4:  COMMON STOCK

As of June 30, 2001, December 31, 2000 and June 30, 2000, the Company had
3,000,000  shares  of  common  stock,  par  value  $0.001,  issued   and
outstanding.

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



                           Date: August 14, 2001