Form 10QSB
period 2001-09-30
MELLONCAMP INC
filed 2001-11-14
CIK 1107064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB
   QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                         REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
Commission File No. 000-27139






                            MELLONCAMP, INC.
         (Exact name of registrant as specified in its charter)







Nevada                                            88-0386352
(State of organization) (I.R.S. Employer Identification No.)

777 N. Rainbow Blvd., Suite 390, Las Vegas, NV 89107
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 650-5660

Check whether the issuer (1) filed all reports required to be file by
Section 13 or 15(d) of the Exchange Act during the past 12 months and
(2) has been subject to such filing requirements for the past 90 days.
No X

There are 3,000,000 shares of common stock outstanding as of November
14, 2001.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                  Michael L. Stuck C.P.A., P.C.
               7585 East Redfield Road, Suite 201
                      Scottsdale, AZ. 85260
                          480-607-1084



                                                 October 29, 2001



Board of Directors and Stockholders
Melloncamp, Inc.
Las Vegas, Nevada

       We have compiled the accompanying balance sheets of Melloncamp, Inc. as of September 30, 2001 and September 30, 2000, and the related statements of income, changes in stockholders' equity and cash flows for the periods then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

      We  audited  the financial statements for  the  year  ended
December 31, 2000, and we expressed an unqualified opinion on the statements in our report dated February 14, 2001. We have not performed any auditing procedures since that date.


                      Melloncamp, Inc.
              (a development stage enterprise)
                       Balance Sheets
September 30, 2001, September 30, 2000 and December 31, 2000

                                             Unaudited             Audited
                                    September 30, September 30,  December 31,
                                        2001          2001           2000
                                     ----------    ----------      --------
                                   ASSETS
CURRENT ASSETS
  Cash                                $       -        $      -      $      -

PROPERTY AND EQUIPMENT                        -               -             -
                                      ---------       ---------     ---------
                                      $       -        $      -      $      -
                                      =========       =========     =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Loan payable                        $     900        $    900      $    900

STOCKHOLDER'S EQUITY
  Common stock, $.001 par value,
   25,000,000, shares authorized,
   3,000,000 shares issued
   and outstanding                        3,000           3,000         3,000
  Preferred stock, $.001 par value,
   5,000,000, shares authorized,
   no shares issued
   and outstanding                            -               -             -
  Deficit accumulated during
   development stage                    (3,900)         (3,900)       (3,900)
                                      ---------       ---------     ---------
     Total stockholders' equity           (900)           (900)         (900)
                                      ---------       ---------     ---------
                                      $       -        $      -      $      -
                                      =========       =========     =========

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.



                                Melloncamp, Inc.
                        (a development stage enterprise)
                              Statements of Income
      For the Three Months Ended September 30, 2001 and September 30, 2000,
         The Nine Months Ended September 30, 2001and September 30, 2000,
                        The Year Ended December 31, 2000,
       and the Period February 19, 1998 (inception) to September 30, 2001

                                  Unaudited                     Unaudited
                              Three Months Ended             Six Months Ended            Audited     February 19, 1998
                                September 30,                  September 30          The Year Ended   (inception) to
                             2001           2000           2001           2000      December 31, 2000  September 30,
                                                                                                           2001
                           ---------     ----------      ---------      --------      -------------     -----------

Revenue                  $         -       $        -     $        -    $         -   $         -          $         -

Cost of Sales                      -                -              -              -             -                    -
                         -----------      -----------    -----------    -----------  ------------        -------------
Gross Profit                       -                -              -              -             -                    -

Operating Expenses                                                                              -
Filing Fees                        -                -              -              -             -                  300
Professional Fees                  -                -              -            900           900                3,600
                         -----------      -----------    -----------    -----------  ------------        -------------
                                   -                -              -            900           900                3,900
                         -----------      -----------    -----------    -----------  ------------        -------------
Net Income (Loss)
 before Income Taxes               -                -              -          (900)         (900)              (3,900)

Income Taxes                       -                -              -              -             -                    -
                         -----------      -----------    -----------    -----------  ------------        -------------
Net Income (Loss)        $         -      $         -    $         -    $     (900)   $     (900)         $    (3,900)
                         ===========      ===========    ===========    ===========  ============        =============

Earnings Per Share
 of Common Stock                  $-      $         -    $         -    $         -   $         -


Weighted Average Number
 of Shares Outstanding     3,000,000        3,000,000      3,000,000      3,000,000     3,000,000


See accompanying accountant's report.
The accompanying notes are an integral part of these statements.


                                Melloncamp, Inc.
                        (a development stage enterprise)
                        Statement of Stockholders' Equity
                               September 30, 2001

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                   Paid in        During
                          Preferred       Stock        Common         Stock        Capital     Development
                            Stock        Amount        Stock         Amount        Amount         Stage         Total
                          ---------     --------     ---------      ---------     ---------     ---------     ---------
Balance February 19,             -       $       -              -     $       -      $      -    $        -    $       -
1998

Stock issued                     -               -      3,000,000         3,000             -             -        3,000

Retained earnings (loss)         -               -              -             -             -       (3,000)      (3,000)
                         ---------       ---------     ----------     ---------     ---------    ----------   ----------
Balance December 31,             -               -      3,000,000         3,000             -       (3,000)            -
1998

Retained earnings (loss)         -               -              -             -             -             -            -
                         ---------       ---------     ----------     ---------     ---------    ----------   ----------
Balance December 31,             -               -      3,000,000         3,000             -       (3,000)            -
1999

Retained earnings (loss)         -               -              -             -             -         (900)        (900)
                         ---------       ---------     ----------     ---------     ---------    ----------   ----------
Balance December 31,             -               -      3,000,000         3,000             -       (3,900)        (900)
2000

Retained earnings (loss)         -               -              -             -             -             -            -
                         ---------       ---------     ----------     ---------     ---------    ----------   ----------
Balance September 30,            -        $      -      3,000,000      $  3,000      $      -    $  (3,900)    $   (900)
2001
                         =========       =========     ==========     =========     =========    ==========   ==========

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.



                                Melloncamp, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
      For the Three Months Ended September 30, 2001 and September 30, 2000,
        The Nine Months Ended September 30, 2001 and September 30, 2000,
                        The Year Ended December 31, 2000,
       and the Period February 19, 1998 (inception) to September 30, 2001

                                            Unaudited                   Unaudited
                                       Three Months Ended           Nine Months Ended          Audited      February 19, 1998
                                         September 30.,               September 30,        The Year Ending    (inception) to
                                       2001          2000          2001          2000        December 31,     September 30,
                                                                                                 2000              2001
                                    ---------      --------      --------      -------        ----------       -----------
Net income (loss)                                      $ (900)      $     -       $  (900)     $   (900)           $  (3,900)
  Adjustments to reconcile net
   income to net cash
   provided by operating
activities:
      Loan payable                         -               900            -            900           900                  900
                                   ---------         ---------    ---------     ----------   -----------           ----------
Cash Used in Operations                    -                 -            -              -             -              (3,000)
                                   ---------         ---------    ---------     ----------   -----------           ----------
Cash Used in Investing Activities          -                 -            -              -             -                    -
                                   ---------         ---------    ---------     ----------   -----------           ----------
Cash Provided by Financing
Activities
  Stock issued                             -                 -            -              -             -                3,000
                                   ---------         ---------    ---------     ----------   -----------           ----------
Net Change in Cash                         -                 -            -              -             -                    -

Beginning Balance                          -                 -            -              -             -                    -
                                   ---------         ---------    ---------     ----------   -----------           ----------
Ending Cash Balance                 $      -           $     -      $     -        $     -      $      -            $       -
                                   =========         =========    =========     ==========   ===========           ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Professional fees incurred by the Company were paid directly by a shareholder of the Company.

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.



                            Melloncamp, Inc.
                     (a development stage enterprise)
                      Notes to Financial Statements
      September 30, 2001, December 31, 2000 and September 30, 2000


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

  NOTE 4: COMMON STOCK

         As of September 30, 2001, December 31, 2000 and September 30, 2000, the Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding.

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



ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

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



                           Date: November 14, 2001